Form 10-Q
period 2021-06-30
DHB Capital Corp.
filed 2021-08-13
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DHB CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$510,638	$—
Prepaid Expenses	759,366	—
Total Current Assets	1,270,004	—

Deferred offering costs	—	43,332
Cash and marketable securities held in Trust Account	287,505,553	—
TOTAL ASSETS	$288,775,557	$43,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,350,000	$—
Promissory note - related party	—	19,102
Total Current Liabilities	1,350,000	19,102
Deferred underwriting fee payable	10,062,500	—
Warrant Liability	13,326,667	—
Total Liabilities	24,739,167	19,102

Commitments and Contingencies

Class A common stock subject to possible redemption 25,903,639 shares at a redemption value of $10.00 per share at June 30, 2021 and no shares at December 31, 2020	259,036,390	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,846,361 and no shares issued and outstanding (excluding 25,903,639 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	285	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2021 and December 31, 2020 (1)	719	719
Additional paid-in capital	7,730,053	24,281
Accumulated deficit	(2,731,057)	(770)
Total Stockholders’ Equity	5,000,000	24,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,775,557	$43,332
(1)	At December 31, 2020, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$1,476,597	$1,673,742
Loss from operations	(1,476,597)	(1,673,742)

Other income (expense):
Interest earned on investments held in Trust Account	4,369	5,553
Transaction costs incurred in connection with warrant liability	—	(472,097)
Change in fair value of warrant liabilities	(2,706,667)	(590,001)
Other expenses, net	(2,702,298)	(1,056,545)

Net loss	$(4,178,895)	$(2,730,287)

Weighted average shares outstanding, Class A redeemable common stock	28,750,000	28,371,849

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	7,187,500	6,804,213

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.58)	$(0.40)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock (1)		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Sale of 25,000,000 Units, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	28,750,000	2,875	—	—	263,484,572	—	263,487,447

Sale of 5,166,667 Private Placement Warrants (proceeds received in excess of fair value)	—	—	—	—	3,255,000	—	3,255,000

Class A Common stock subject to possible redemption	(26,321,528)	(2,632)	—	—	(263,212,652)	—	(263,215,284)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021	2,428,472	243	7,187,500	719	3,551,201	1,447,838	5,000,001

Change in value of Class A common stock subject to possible redemption	417,889	42	—	—	4,178,852	—	4,178,894

Net loss	—	—	—	—	—	(4,178,895)	(4,178,895)

Balance – June 30, 2021	2,846,361	$285	7,187,500	$719	$7,730,053	$(2,731,057)	$5,000,000
(1)	At December 31, 2020, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,730,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating Costs paid through promissory note	450
Interest earned on marketable securities held in Trust Account	(5,553)
Change in fair value of warrant liabilities	590,001
Transaction costs incurred allocated to warrant liabilities	472,097
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(759,366)
Accrued expenses	1,350,000
Net cash used in operating activities	(1,082,658)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Repayment of promissory note — related party	(121,049)
Payment of offering costs	(285,655)
Net cash provided by financing activities	289,093,296

Net Change in Cash	510,638
Cash — Beginning of period	—
Cash — End of period	$510,638

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$101,497
Initial classification of Class A common stock subject to possible redemption	$261,291,534
Change in value of Class A common stock subject to possible redemption	$(2,255,144)
Deferred underwriting fee payable	$10,062,500
Initial value of warranty liability	$12,736,666

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DHB Capital Corp. (the “Company”) is a blank check company incorporated in Delaware on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHB Capital LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

June 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $16,242,984 were charged to stockholders’ equity upon the completion of the Initial Public Offering and the full exercise of the over-allotment option by the underwriters’, and $472,097 of the offering costs were allocated, based on the relative fair values to the proceeds received, to the warrant liabilities and charged to the statement of operations.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 25,903,639 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) and the change in value of warrant liability which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 5,166,667 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,369	$5,553
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(4,369)	(5,553)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	28,750,000	28,371,849
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(4,178,895)	$(2,730,287)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(4,178,895)	$(2,730,287)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,187,500	6,804,213
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.58)	$(0.40)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 8).

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

On March 17, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,750,000 Units issued for an aggregate amount of $37,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 500,000 Private Placement Units at $1.50 per Private Placement Unit, generating total proceeds of $750,000. A total of $37,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $287,500,000 (see Note 8).

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

June 30, 2021

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

For the three and six months ended June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively, of which $20,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On December 15, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company can borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding amount of $124,148 was repaid on March 26, 2021. Borrowings under the Promissory Note are no longer available.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity.

The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,846,361 shares of Class A common stock issued and outstanding, excluding 25,903,639 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020 there were 7,187,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

NOTE 8. WARRANT LIABILITY

Warrants— As of June 30, 2021, there were 9,583,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the common stock equals or exceeds$18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $287,505,553 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company withdrew no interest earned on the Trust Account.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$287,505,553

Liabilities:
Warrant Liability - Public Warrants	1	8,625,000
Warrant Liability - Private Placement Warrants	3	4,701,667

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed statement of operations.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants.

The following table presents the quantitative information regarding Level 3 fair value measurements:

June 30,
Input:	2021
Risk-free interest rate	0.90%
Effective Expiration date	7/19/2026
Expected volatility	15.5%
Exercise price	$11.50
Stock price	$9.77

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,000	8,241,666	12,736,666
Change in fair value	206,667	383,334	590,001
Transfers to Level 1	—	(8,625,000)	(8,625,000)
Fair value as of June 30, 2021	$4,701,667	$—	$4,701,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering (the “ Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”), located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $4,178,895, which consists of the change in fair value of warrant liability of $2,706,667 and formation and operating costs of $1,476,597, offset by interest earned on marketable securities held in Trust Account of $4,369.

For the six months ended June 30, 2021, we had net loss of $2,730,287 which consists of the change in fair value of warrant liability of $590,001, transaction costs allocated to warrant liabilities of $472,097, and formation and operating costs of $1,673,742, offset by interest earned on marketable securities held in Trust Account of $5,553.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 25,000,000 units (“Units”) at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000.

On March 17, 2021, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 3,750,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $37,500,000. In addition, we also consummated the sale of an additional 500,000 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total gross proceeds of $750,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in the Trust Account. We incurred $5,430,484 in Initial Public Offering related costs, including $5,750,000 of underwriting fees and $430,484 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $1,082,658. Net loss of $2,730,287 was affected by the change in fair value of the warrant liability of $590,001, transaction costs incurred allocated to the warrant liabilities of $472,097, interest earned on marketable securities held in Trust Account of $5,553 and operating costs paid through promissory note of $450. Changes in operating assets and liabilities provided $590,634 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $287,505,553 (including approximately $5,553 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $510,638. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. We account for the public warrants (as part of the Units, the “Public Warrants”) and Private Placement Warrants (together with Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income per share  of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share of common stock, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than the implementation of the material weakness remediation activities described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements to address the material weakness. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 1, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 12, 2021).
4.1

Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHB CAPITAL CORP.

Date: August 13, 2021	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer, Financial Officer and Accounting Officer)