Form 10-Q
period 2021-09-30
DHB Capital Corp.
filed 2021-11-12
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40126

DHB CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4335869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Brewster Street #2105 Glen Cove, NY	11542
(Address of principal executive offices)	(Zip Code)

(646) 450-5664
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

B PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DHB CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$280,246	$—
Prepaid Expenses	640,340	—
Total Current Assets	920,586	—

Deferred offering costs	—	43,332
Investments held in Trust Account	287,509,969	—
TOTAL ASSETS	$288,430,555	$43,332

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,316,373	$—
Promissory note - related party	—	19,102
Total Current Liabilities	1,316,373	19,102
Deferred underwriting fee payable	10,062,500	—
Warrant Liabilities	9,587,500	—
Total Liabilities	20,966,373	19,102

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 and no shares at a redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	287,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,036,537)	(770)
Total Stockholders’ (Deficit) Equity	(20,035,818)	24,230
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$288,430,555	$43,332
(1)	At December 31, 2020, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
General and administrative expenses	$315,791	$1,989,533
Loss from operations	(315,791)	(1,989,533)

Other income (expense):
Interest earned on investments held in Trust Account	4,416	9,969
Transaction costs incurred in connection with warrant liabilities	—	(472,097)
Change in fair value of warrant liabilities	3,739,167	3,149,166
Total other income, net	3,743,583	2,687,038

Net income	$3,427,792	$697,505

Weighted average shares outstanding, Class A common stock	28,750,000	27,835,478

Basic and diluted net income per share, Class A common stock	$0.10	$0.02

Basic weighted average shares outstanding, Class B common stock	7,187,500	6,935,892

Basic net income per share, Class B common stock	$0.10	$0.02

Diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Diluted net income per share, Class B common stock	$0.10	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED

September 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of private warrants	—	—	—	—	3,255,000	—	3,255,000

Accretion for Class A Common stocks subject to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021 (unaudited)	—	$—	7,187,500	$719	—	(19,285,434)	(19,284,715)

Net loss	—	—	—	—	—	(4,178,895)	(4,178,895)

Balance – June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(23,464,329)	$(23,463,610)

Net income	—	—	—	—	—	3,427,792	3,427,792

Balance – September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(20,036,537)	$(20,035,818)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$697,505
Adjustments to reconcile net loss to net cash used in operating activities:
Operating Costs paid through promissory note	450
Interest earned on marketable securities held in Trust Account	(9,969)
Change in fair value of warrant liabilities	(3,149,166)
Transaction costs incurred allocated to warrant liabilities	472,097
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(640,340)
Accrued expenses	1,316,373
Net cash used in operating activities	(1,313,050)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Repayment of promissory note — related party	(121,049)
Payment of offering costs	(285,655)
Net cash provided by financing activities	289,093,296

Net Change in Cash	280,246
Cash — Beginning of period	—
Cash — End of period	$280,246

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$101,497
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHB Capital LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

September 30, 2021

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

September 30, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

As of September 30, 2020, the Company had $280,246 in its operating bank accounts, $287,509,969 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $395,787, which includes franchise taxes payable of $150,000, of which such amount can be paid from interest earned on the Trust Account, if any. As of September 30,2021, approximately $9,959 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or at least one year from the issue of these financial statements, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable shares of Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per share of common stock calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 4, 2021 (audited)	Reported	Adjustment	As revised
Class A common stock subject to possible redemption	$226,614,034	$23,385,966	$250,000,000
Class A common stock	$234	$(234)	$—
Additional paid-in capital	$5,415,835	$(5,415,835)	$—
Accumulated deficit	$(416,786)	$(17,969,897)	$(18,386,683)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(23,385,966)	$(18,385,964)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of Marketable Securities held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $16,242,984, and $472,097 of the offering costs were allocated, based on the relative fair values to the proceeds received, to the warrant liabilities and charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the share of Class A common stock reflected in the condensed balance sheets were reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(8,241,666)
Class A common stock issuance costs	$(15,770,887)
Plus:
Accretion of carrying value to redemption value	$24,012,553
Class A common stock subject to possible redemption	$287,500,000

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) and the change in value of warrant liability which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
	Class A	Class A

Basic and diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$2,742,234	$558,372
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	27,835,478
Basic and diluted net income per share of common stock	$0.10	$0.02

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
	Class B	Class B

Basic net income per share of common stock
Numerator: Allocation of net income, as adjusted	$685,558	$139,133
Denominator: Basic weighted average shares outstanding	7,187,500	6,935,892
Basic net income per share of common stock	$0.10	$0.02

Diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$685,558	$143,144
Denominator: Diluted weighted average shares outstanding	7,187,500	7,187,500
Diluted net income per share of common stock	$0.10	$0.02

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Company granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units solely to cover over-allotments, if any.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, at a price of $1.50 per warrant, or $7,000,000 in the aggregate. The Sponsor has agreed to purchase up to an additional 500,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $750,000 in the aggregate, if the over-allotment option is exercised in full or in part by the underwriters. On March 17, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 500,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $750,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing March 1, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively, of which $10,000 is included in accrued expenses in the accompanying balance sheet.

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

The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS

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

Registration Rights

Pursuance to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of the securities held by them. The holders of at least 15% of the then-outstanding number of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, 28,750,000 shares of Class A common stock issued and outstanding were subject to possible redemption and included as temporary equity. At December 31, 2020, there were no shares of Class A common stock outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020 there were 7,187,500 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITY

Warrants— As of September 30, 2021, there were 9,583,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

(b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $287,509,969 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company withdrew no interest earned on the Trust Account.

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$287,509,969

Liabilities:
Warrant Liability - Public Warrants	1	6,229,166
Warrant Liability - Private Placement Warrants	3	3,358,334

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement, for which inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants.

The following table presents the quantitative information regarding Level 3 fair value measurements:

September 30,
Input:	2021
Risk-free interest rate	0.96%
Effective Expiration date	7/19/2026
Expected volatility	13.2%
Exercise price	$11.50
Stock price	$9.70

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,000	8,241,666	12,736,666
Change in fair value	(1,136,666)	383,334	(1,136,666)
Transfers to Level 1	—	(8,625,000)	(8,625,000)
Fair value as of September 30, 2021	$3,358,334	$—	$3,358,334

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended June 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”), located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $3,427,792, which consists of the change in fair value of warrant liability of $3,739,167 and interest earned on marketable securities held in Trust Account of $4,416, offset by formation and operating costs of $315,791.

For the nine months ended September 30, 2021, we had net income of $697,505 which consists of the change in fair value of warrant liability of $3,149,166 and an interest earned on marketable securities held in Trust Account of $9,969, offset by transaction costs allocated to warrant liabilities of $472,097, and formation and operating costs of $1,989,533.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,313,050. Net income of $697,505 was affected by the change in fair value of the warrant liability of $3,149,166, transaction costs incurred allocated to the warrant liabilities of $472,097, interest earned on marketable securities held in Trust Account of $9,969 and operating costs paid through promissory note of $450. Changes in operating assets and liabilities provided $676,033 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $287,509,969 (including approximately $9,969 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $280,246. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a

Business Combination or at least one year from the issue of these financial statements, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

DHB CAPITAL CORP.

Date: November 12, 2021	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer, Financial Officer and Accounting Officer)