Form 10-Q/A
period 2021-09-30
DHB Capital Corp.
filed 2022-01-11
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 10, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE

DHB Capital Corp. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Form 10-Q/A”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 4, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On November 23, 2021, the audit committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management and its advisors, that (i) the Company’s audited balance sheet as of March 4, 2021 as previously issued in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021, (ii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”) should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, the unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021 and the unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 202 in this Form 10-Q/A. The previously audited Post IPO Balance sheet as of March 4, 2021 issued in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021, will be restated in a later filing.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information for the Affected Periods should no longer be relied upon. On November 26, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2 and 32.1).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Quarterly Report, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events subsequent to the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

DHB CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED

September 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of private warrants	—	—	—	—	3,255,000	—	3,255,000

Accretion for Class A Common stocks subject to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021 (unaudited) (see Note 2 – as restated)	—	$—	7,187,500	$719	—	(19,285,434)	(19,284,715)

Net loss	—	—	—	—	—	(4,178,895)	(4,178,895)

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	—	$—	7,187,500	$719	$—	$(23,464,329)	$(23,463,610)

Net income	—	—	—	—	—	3,427,792	3,427,792

Balance – September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(20,036,537)	$(20,035,818)

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable shares of Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$263,215,284	$24,284,716	$287,500,000
Class A common stock	$243	$(243)	$—
Additional paid-in capital	$3,551,201	$(3,551,201)	$—
Accumulated deficit	$1,447,838	$(20,733,271)	$(19,285,434)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(24,284,716)	$(19,284,715)

Number of Class A common Stock subject to possible redemption	26,321,528	2,428,472	28,750,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$259,036,390	$28,463,610	$287,500,000
Class A common stock	$285	$(285)	$—
Additional paid-in capital	$7,730,053	$(7,730,053)	$—
Accumulated deficit	$(2,731,057)	$(20,733,272)	$(23,464,329)
Total Stockholders’ Equity (Deficit)	$5,000,000	$(28,463,610)	$(23,463,610)

Number of Class A common Stock subject to possible redemption	25,903,639	2,846,361	28,750,000

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	27,142,857	(23,142,857)	4,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.14	$0.14
Basic and diluted weighted average shares outstanding, Class B common stock	6,416,667	—	6,416,667
Basic and diluted net income (loss) per share, Class B common stock	$0.23	(0.09)	$0.14

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	—	28,750,000
Basic and diluted net loss per share, Class A common stock	—	$(0.12)	$(0.12)
Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	—	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.58)	$0.46	$(0.12)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,371,849	(9,718,534)	18,653,315
Basic and diluted net loss per share, Class A common stock	—	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Class B common stock	6,804,213	—	6,804,213
Basic and diluted net income (loss) per share, Class B common stock	$(0.40)	$0.29	$(0.11)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$261,291,534	$(261,291,534)	$—
Change in value of Class A common stock common stock subject to possible redemption	$1,923,756	$(1,923,756)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A common stock common stock subject to possible redemption	$261,291,534	$(261,291,534)	$—
Change in value of Class A common stock common stock subject to possible redemption	$(2,255,144)	$2,255,144	$—

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Marketable Securities Held in Trust Account

The Company’s portfolio of Marketable Securities held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

DHB CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our audited balance sheet as of March 4, 2021 and financial statements as of March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Form 10-Q/A, there have been no material changes from the risk factors previously disclosed in our final prospectus dated March 1, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, except as set forth below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHB CAPITAL CORP.

Date: January 11, 2022	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer)