Form 10-K
period 2021-12-31
DHB Capital Corp.
filed 2022-03-23
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40126

DHB CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-4335869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Brewster Street #2105 Glen Cove, NY	11542
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (640) 450-5664

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	DHBCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	DHBC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	DHBCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of shares of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $280,887,500.

As of March 23, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“BofA Securities, Inc.” are to BofA Securities, Inc., a representative of the underwriters in our initial public offering;
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“common stock” are to the Class A common stock and the Class B common stock;
●	“DGCL” are to the Delaware General Corporation Law;
●	“directors” and “Directors” are to our current directors;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in a private placement in connection with our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on March 4, 2021;
●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Nasdaq” are to the Nasdaq Capital Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;
●	“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“RBC Capital Markets, LLC” are to RBC Capital Markets, LLC, a representative of the underwriters in our initial public offering;
●	“Registration Statement” are to the Form S-1 initially filed with the SEC on February 12, 2021 (File No. 333-253093), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to DHB Capital LLC, a Delaware limited liability company;
●	“transfer agent” or “Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;
●	“trust account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the units in the initial public offering and private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third public warrant;
●	“we,” “us,” “Company” or “our company” are to DHB Capital Corp.; and
●	“Withum” are to WithumSmith+Brown, PC, the independent registered public accounting firm.

PART I

Item 1. Business.

Overview

We are a blank check company formed as a Delaware corporation for the purpose of an initial business combination with one or more businesses.

 While we may pursue an initial business combination target in any industry, we currently have concentrated our efforts in identifying businesses in the financial and business services industry, with a focus on differentiated financial services and financial services-adjacent platforms. We seek to capitalize on the multiple decades of combined investment experience of our management team. Our management team consists of Richard M. DeMartini, Co-Executive Chairman, Robert J. Hurst, Co-Executive Chairman and Alex Binderow, Chief Executive Officer, President and Director, and other directors. Our management team has spent their careers building, operating and investing in businesses, both in public and private companies in a variety of market sectors. Collectively, they have managed several multi-billion-dollar platforms from both an operating and investment perspective. Messrs. DeMartini, Hurst and Binderow have significant experience in a variety of financial and business services sub sectors. As a group, they have invested institutional capital across a variety of asset classes, including, without limitation, direct private equity investing. Business combination opportunities are sourced from our management team’s proprietary network of operating executives, investors and advisors. Messrs. DeMartini, Hurst and Binderow were all partners of Crestview, a value oriented private equity firm focused on the middle market. Crestview is based in New York and manages funds with over $10 billion of aggregate capital commitments, with portfolio investments in industrial, media and financial services companies. Crestview’s principals, through Crestview DHB Investors, LLC, participate and support us through an investment in our sponsor.

Initial Public Offering

On March 4, 2021, we consummated our initial public offering of 25,000,000 units. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 4,666,667 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $7,000,000.

A total of $250,000,000, comprised of $245,000,000 of the proceeds from the initial public offering and $5,000,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

On March 17, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,750,000 units issued for an aggregate amount of $37,500,000. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 500,000 private placement warrants at $1.50 per private placement warrant, generating total proceeds of $750,000. An additional $37,500,000 was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $287,500,000.

Our management team is led by Richard M. DeMartini, our Co-Executive Chairman, Robert J. Hurst, our Co-Executive Chairman, and Alex Binderow, our Chief Executive Officer, President and Director, who have many years of experience in a variety of financial and business services sub sectors. We must complete our initial business combination by March 4, 2023, which is 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 4, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Investment Themes

Wealth Management

The wealth management industry presents compelling opportunities given the rapid changes and shift to independence that the industry has experienced in the last few years. Historically, wealth management has been provided through larger wirehouses, as well as banks and insurance-owned businesses. Over the last decade, distribution, services and solutions have shifted away from the larger legacy players to independent advisors, giving clients more options. Technology and trading capabilities used to be barriers to entry. Brokers traditionally relied on back-office systems and needed trading and compliance capabilities from larger firms. Those legacy systems now appear relatively antiquated and bulky, are not customizable, and suppress advisors’ ability to deliver tailored solutions for their clients. Trading can now be done through any platform and no longer needs to be captive. Clients have access to more information giving them more options when choosing a wealth management provider. Open architecture and independence have led to both new entrants coming to the market as well as smaller players (particularly in the RIA space) taking market share from the larger incumbents. In most cases, these new entrants are tech-enabled and offer next-generation products and solutions to a growing universe of consumers in a highly-attractive addressable market. The marketplace is now better equipped and more comfortable embracing financial services delivered in a less than historically traditional manner. Based on our longstanding experience in the industry, we feel that these trends will generate a number of attractive investment opportunities.

In Practice: Mr. DeMartini was a founding investor in Partners Capital, a high growth outsourced chief investment officer business that serves high net worth clients, family-offices and endowments. Partners Capital’s strategy is to bring best-in-class alternative managers, often in capacity constrained and difficult to access funds to high net worth investors, and has grown substantially. Mr. DeMartini was Co-Head of the Asset and Wealth Management divisions at Morgan Stanley, Dean Witter and Head of the Asset and Wealth Management business at Bank of America.

Asset Management

The asset management industry is undergoing significant change facing pressure from multiple directions.

On-going margin pressure across the sector is a key driver for consolidation as managers seek to broaden their capability set as well as to reduce costs. As fee rates have continued to decline amidst the shift to passive strategies, the regulatory burden has increased and shelf space has consolidated, it has become clear that size and scale are needed for players to be successful. Retail and institutional clients seek bigger and more stable platforms with a history of producing top rated products. Further, many of the largest managers have adopted a one-stop-shop approach providing clients investment opportunities across market segments while leveraging the synergies and scale that larger firms can provide. While in-demand products such as environmental, social, and governance focused solutions as well as alternatives have generated significant inflows, core active traditional products have been uninsulated from the continued growth of passive strategies. With that in mind, we expect to see significant consolidation within the traditional asset management space. We believe that there are significant tailwinds for consolidation as managers will seek inorganic scale to facilitate recruiting best-in-class talent, rationalizing costs and leveraging distribution by offering more high performing products where they have the deepest relationships. Alternative managers have seen consistent growth in assets under management (“AUM”) inflows across products, with yield-seeking investors significantly increasing their allocations to alternatives and seeking innovative solutions-oriented approaches from private markets managers. Thus, it is a tale of two sectors, as alternative asset management offers an excellent opportunity to invest in a fast-growing sector with secular tailwinds, whereas traditional asset management provides the opportunity to access value through synergies and scale. We believe the intersection of these trends will promote significant opportunities. We feel confident in investing and creating value in the space given our successful investments in the past.

In Practice: Victory Capital was a bank-owned captive asset management business that was undergoing a transformation to an independently operated multi-boutique. In 2013, David C. Brown (Chairman and Chief Executive Officer of Victory Capital), Messrs. DeMartini and Binderow partnered to carve out the Victory Capital platform. Victory Capital has created new products to drive growth while acquiring and consolidating businesses to drive scale and synergies thus creating significant value for investors. Victory Capital grew its AUM and EBITDA considerably through a number of successful acquisitions since the initial investment. Victory Capital’s growth reflects the value of its next generation business model that combines boutique investment qualities with a fully-integrated, centralized operating and distribution platform, which was envisioned and realized under Crestview and Victory Capital managements’ leadership. Messrs. DeMartini, Hurst and Binderow have all served on the Board of Directors of Victory Capital. Further, Mr. Brown is an early investor of our company. Our management team believes that Mr. Brown’s experience and relationships will be helpful in sourcing investment opportunities for us.

Insurance

As with the asset and wealth management industries, the insurance industry has traditionally been dominated by larger and institutional players. These large players have been slow to incorporate technology into their platforms and therefore not been able to keep the pace at which the broader industry has been developing. Facing the competition from next generation market players born in a digitally-native construct, these businesses require a tremendously high technology investment in order to attempt to close the digital-capability gap. Further, insurers are negatively impacted by a long cycle of low interest rates, as well as increased regulatory pressures that constrain investment and capital management flexibility. We believe consolidation will likely continue in this industry as legacy players look to grow scale to compete with challengers and new entrants that are much more nimble and quicker moving. We believe these factors present a unique investment opportunity, and one that we are well positioned to capture due to our officers’ track record of successful investments, such as Paris Re, Darag Group Limited (“Darag”) and Fidelis Insurance Holdings (“Fidelis”).

In Practice: Both Darag and Fidelis are private insurance companies that Crestview identified as having the potential to be market leaders with strong management teams. Further, Mr. Hurst was on the Board of Directors Paris Re, another successful investment that the team exited in a sale to PartnerRe, a strategic buyer. Additionally, while at Goldman Sachs, Mr. Hurst has been involved in a number of bank and insurance mergers, including the largest insurance merger at the time (Connecticut General and INA to create CIGNA). Given our deep expertise in the insurance industry, we worked with management teams to align values for both stockholders and customers. While at Crestview, we invested with insurance cycles in mind and have successfully demonstrated that we can identify inflection points in those cycles to then invest.

Specialty Finance

In the specialty finance sector, we see many attractive investment areas where we could leverage our decades of experience. The industry is extremely broad and rapidly developing versus other verticals within financial services. For example, legacy institutions that have been slower to adopt technology are now exiting the small business lending space, while newer technology companies have started to engage in small business lending and offer other products that were once only sold by big banks. As regulatory costs have continued to increase, more and more companies have decided to exit this market. A massive undeserved market of consumers and small business owners need access to credit, which has been exacerbated over the last year due to the effects from the COVID-19 pandemic. Going forward, we believe the best businesses in the space that are those focused on solid underwriting and credit evaluation and use technology to enhance their core mission versus the other way around. Structural shifts within the specialty finance industry will continue to create consolidation opportunities for stronger players especially tech-enabled participants using next-generation analytics and intelligence to develop sourcing, underwriting and customer experience tools.

In Practice: Mr. DeMartini served as Chairman of Discover Card Services as a new business. The Discover Card Services, initially launched by Dean Witter (a business unit of Sears) in 1985, spawned two disruption innovations in the credit card market – no annual fee and cash-back bonuses on purchases. In 2005, Morgan Stanley spun out the Discover Financial Services unit which remains a standalone publicly-listed company.

Warranty

In our view, the warranty sector has, and will have, a significant amount of attractive investments for a variety of reasons. Over the last decade, warranty has emerged as an accepted form of protection for consumers across categories from consumer products to cars and ancillary products to homes and home furnishings. Many of the businesses are family or founder owned and have often emphasized growth over stability. Many of these businesses can benefit from institutionalization, where there is an opportunity to bolster management teams, revamp the product set and streamline product offerings. As with other sectors within financial services, the use of technology has come to the forefront in the warranty space. The use of data science can significantly enhance marketing and underwriting efforts, with many companies just beginning to employ this discipline. Further, the unit economics are extremely attractive with margins generally high. Many companies with significant growth trajectories are often available at reasonable valuations as founders or existing management teams need resources and support to take the businesses to the next level. We feel that we can identify a target and execute a transaction at an attractive valuation. Given our decades of experience working with companies in the warranty services space, we feel we could be a strong partner to the numerous targets in this fragmented sub-sector.

In Practice: While at Crestview, our officers invested in Protect My Car in 2018. Our officers retooled management with a new Chairman, Chief Executive Officer and Chief Financial Officer, and revamped the product set, which institutionalized the business and added significant franchise value to the platform. The investment in Protect My Car showcases our ability to identify high-quality businesses and opportunity for improvement to drive value.

Financial Technology

The financial technology sector is changing the way companies in the financial services sectors do business given their new technologies and disruptive business models. We believe that this sector has incredible amount of intellectual capital and appealing investment opportunities. Financial and business services firms increasingly seek to outsource their financial technology needs as they realize they are not core competencies and others can do it better at a lower cost. Examples of this include asset managers outsourcing their back office and warranty businesses using data science and collection techniques, outsourced dialer systems, outsourced network management systems and artificial intelligence to drive efficiency and predictability of results among many others.

In Practice: Dr. Vinay Nair, our director, is the Founder and Chief Executive Officer of the TIFIN Group, a fintech platform that drives personalization for wealth using AI and investment intelligence and operates a collection of fully-owned subsidiaries in wealth and investments that are shaping the future of investor experience. He was also the Founder and Chairman of 55ip, which was successfully sold to JPMorgan Chase. 55ip is a financial technology company to address tax-related frictions and provide tax-smart investment strategies. The 55ip platform provides automated tax technology solutions that save advisors time and money and helps to provide better outcomes for investors. Additionally, Mr. DeMartini was a strategic investor of 55ip.

Banking and Brokerage

The banking and brokerage sector is currently going through significant changes. Technology is bringing new life to a sector under pressure from lower interest rates and regulatory scrutiny. Technology has allowed companies to operate more efficiently while also changing the way they interact with the consumer. The increased digitization means non-traditional players can now operate in this space, and traditional companies will need to adapt in order to keep up with the rapid industry-wide change. Companies that cannot keep up with the changing landscape will need to seek out acquisitions. Thus, we believe that this industry is ripe for consolidation, and with our decades of experience, we feel strongly that we can identify a target that can take advantage of this dynamic.

In Practice: R. Eugene Taylor, our director, was the Chairman and Chief Executive Officer of Capital Bank. Mr. DeMartini was also on the Board of Directors of Capital Bank. Capital Bank raised funds to buy failing banks and successfully acquired eight banks, ultimately selling to First Horizon Corporation for a sizeable profit. In addition, Mr. DeMartini led the Asset and Wealth Management divisions at Dean Witter, Morgan Stanley and Bank of America, and served as Chairman of The Nasdaq Stock Market Inc. Further, Mr. Hurst was Co-Head and then Head of the Goldman Sachs Investment Banking Division from 1990 to 1999. Mr. Hurst has been involved in a number of banking and brokerage transactions. Following Goldman Sachs’s initial public offering, he became Vice Chairman and a member of Goldman Sachs’s Board of Directors.

Business Services

The business services sector, similar to the financial technology sector, sits at the nexus of other verticals. Technology has allowed companies to reinvent themselves, and there is a growing list of emerging companies and sub-sectors that are tech-enabled and reside in the space between more traditionally defined sub-sectors of both financial and business services. Our prior experience and successful track record lead us to believe that we can opportunistically identify these niche companies.

In Practice: While at Crestview, our officers invested in Value Options which was eventually sold to Beacon Health Options. Value Options provided behavioral healthcare and insurance related services to its customers.

Emerging Verticals

Within the financial and business services sectors, new technologies are changing the way businesses think about legacy products and services. Our understanding of the changing landscape within financial and business services allows us to identify new companies and opportunities that continue to emerge. For example, litigation finance represents one of those emerging verticals.

In Practice: Alex Binderow is a Partner of Lawfty Law LLP, a next-generation law firm, and a board member of both Lawfty Law LLP and Lawfty LLC, a technology company.

Our Differentiating Factors

We are differentiated from other special purpose acquisition companies in the space due to a unique combination of operational experience and excellence and significant investment expertise of our management. Our management team has run and held senior management positions at some of the largest and most successful companies in the financial services sector.

Prior to joining Crestview, Mr. Hurst served as Vice Chairman of Goldman Sachs and ran its Investment Banking division for nearly a decade, in which he was involved in many leading M&A transactions. Mr. DeMartini headed up the asset and wealth management businesses at Dean Witter, Morgan Stanley, and then Bank of America before joining Crestview, and has been involved in numerous acquisitions. Mr. Binderow was a Partner and leader in the financial services vertical at Crestview and was with the firm for over 15 years. Through this wealth of experience, our management team has extensive connections throughout the financial services landscape, and will be able to leverage their personal networks to both source deals when searching for a target and then add value to the target once it has been acquired through domain expertise and connections to talent. The management team also adds value internally, as in addition to their valuable external relationships, they have worked with one another for over 15 years, showcasing enduring internal relationships and ability to drive value for their business ventures.

A significant advantage brought by the relationships driven by our management team is their proprietary sourcing ability. As a group, they have invested institutional capital across a variety of asset classes with a key focus on direct private equity investing. Business combination opportunities are sourced from our management team’s proprietary network of operating executives, investors and advisors that they have built over their long and distinguished careers. Their complementary networks span the gamut, providing extensive leverage to us.

Our management team’s value creation abilities are not just limited to the sourcing experience, as our management team has historically created value by post-purchase operational and strategic enhancements. We firmly believe that our work is not complete at the closing of a business combination, but rather that the enhancement process is ongoing. Notable examples of this mantra include the continuous enhancement of Victory Capital, Capital Bank and Protect My Car. Our management team supported both Victory Capital and Capital Bank, each of which completed eight acquisitions and/or investments to bolster their respective scales, capabilities and profitability. At Protect My Car, our officers helped bring in a new management team, value-add board members, financing relationships and helped professionalize the business.

Furthermore, as investors and veterans of financial services companies, our management team understands the importance of building relationships with management teams, intermediaries, financing sources, customers and prospective investment partners. In this line, former partners of the management team, including David C. Brown, Chairman and Chief Executive Officer of Victory Capital, are early investors of our company. Our management team constantly scours for new opportunities with previous business partners, which is a key differentiating factor as it leads to consistent unique and significant sourcing opportunities and favored status, allowing for the circumvention of competitive processes and cost saves as a result. Crestview is also contributing a minority investment in the risk capital, lending us additional credibility and the backing and connections of the Crestview team.

Our Acquisition Criteria

Consistent with our investment themes and business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. No individual criterion will entirely determine a decision to pursue a particular opportunity. We seek to acquire companies that we believe:

●	enhance stockholder value through a combination with us, and offer an attractive risk-adjusted return for our stockholders;
●	can benefit from the application of innovative financial services technologies;
●	can benefit from being a publicly-traded company, with access to broader capital markets, to achieve the company’s business strategy;
●	are fundamentally sound companies that may currently be underperforming;
●	have a strong management team with a track record of driving growth and profitability, and can benefit from the vast network, experience and guidance of our management team;
●	have a defensible market position and demonstrate competitive advantages, such as a differentiated technology, continuous product innovation and platform development, multi-channel distribution capabilities, diversified customer base, creating barriers to entry against new competitors;

●	have recurring, predictable revenues and the history of generating, or the near-term potential to generate, stable and sustainable free cash flow; and
●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in the Registration Statement, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement warrants. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement of equity or debt, or a combination of the foregoing. If we do not complete our initial business combination within the required time period, including because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

In accordance with the rules of Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, but if the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a seeking stockholder approval or conducting a tender offer, as applicable. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third- parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sourcing of Potential Initial Business Combination Targets

Our management team’s significant operating and transaction experience and relationships have provided and will continue to provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals, which in the past has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that this network will provide us with multiple investment opportunities. In addition, target business combination candidates may be brought to our attention by various unaffiliated sources, including participants in our targeted markets and their advisors, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may, at our discretion, engage these firms, including one or more of the underwriters or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation, and any fees we may pay the underwriters or their affiliates for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in other than cash. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination in the amount of $277,452,921 as of December 31, 2021, after payment of $10,062,500 of deferred underwriting fees and after working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

WHETHER
STOCKHOLDER
APPROVAL IS
TYPE OF TRANSACTION	REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company.	No
Merger of target into a subsidiary of the company.	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of December 31, 2021, the amount in the trust account was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the representatives of the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we need only 1,796,876, or 25%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners; (ii) cash for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”) without our prior consent. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until March 4, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering (until March 4, 2023) to complete our initial business combination. If we are unable to complete our initial business combination by March 4, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 4, 2023.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by March 4, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 4, 2023.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate our initial business combination, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. As of December 31, 2021, we held $197,153 in proceeds outside of the trust account.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to up to $15,421 from the proceeds of our initial public offering and sale of private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). As of December 31, 2021, the amount held outside of the trust account was $197,153.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by March 4, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 4, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 4, 2023;
●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 4, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;
●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and our amended Quarterly Report on Form 10-Q/A for the three months ended September 30, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 5 Brewster Street #2105, Glen Cove, NY 11542, and our telephone number is (646) 450-5664. We pay $10,000 per month to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, except as disclosed below, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on the Nasdaq under the symbols DHBCU, DHBC and DHBCW, respectively. Our units commenced public trading on March 2, 2021, and our public shares and public warrants commenced separate public trading on April 22, 2021.

(b)Holders

On March 22, 2022, there were 1 holder of record of our units, 1 holder of record of shares of our Class A common stock and 2 holders of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

On March 4, 2021, as reported in the Registration Statement, which became effective on March 1, 2021, the Company consummated its initial public offering of 25,000,000 units. Each unit consists of one public share and one-third of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000. BofA Securities, Inc. and RBC Capital Markets, LLC acted as joint book-running managers and representatives of the underwriters of the initial public offering.

A total of $250,000,000 of the proceeds from the initial public offering (which amount includes $8,750,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The funds are invested in U.S. Treasury Securities Money Market Fund.

On March 17, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,750,000 units issued for an aggregate amount of $37,500,000. In connection with the underwriters’ full exercise of their over-allotment option, we also consummated the sale of an additional 500,000 private placement warrants at $1.50 per private placement warrant, generating total proceeds of $750,000. An additional $37,500,000 was deposited into the trust account, bringing the aggregate proceeds held in the trust account to $287,500,000.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $335,708, which consists of the change in fair value of warrant liabilities of $3,114,125 and interest earned on marketable securities held in trust account of $15,421, offset by general and administrative expenses of $2,321,741 and transaction costs allocable to warrant liabilities of $472,097.

For the period from December 15, 2020 (inception) through December 31, 2020, we had net loss of $770, which consisted of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources

On March 4, 2021, we consummated the initial public offering of 25,000,000 units at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to the sponsor, generating gross proceeds of $7,000,000.

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

Following the initial public offering, the full exercise of the over-allotment option and the sale of the private placement warrants, a total of $287,500,000 was placed in the trust account. We incurred $6,180,484 in initial public offering related costs, including $5,750,000 of underwriting fees and $430,484 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $1,396,143. Net income of $335,708 was affected by the change in fair value of the warrant liabilities of $3,114,125, transaction costs allocable to the warrant liabilities of $472,097, interest earned on marketable securities held in trust account of $15,421 and operating costs paid through a promissory note of $450. Changes in operating assets and liabilities provided $925,148 of cash for operating activities.

For the period from December 15, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $770 was affected by operating costs paid through a promissory note.

As of December 31, 2021, we had marketable securities held in the trust account of $287,515,421 (including $15,421 of interest income). Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we had not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $197,153. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

On February 9, 2022, the sponsor committed to provide the Company an aggregate of up to $1,500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its trust account. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the sponsor. The note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial business combination, the Company would repay the note out of the proceeds of the trust account released to the Company. Otherwise, the note would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the note but no proceeds from the trust account would be used to repay the note. At the election of the sponsor, all or a portion of the unpaid principal amount of the note may be converted into warrants of the Company at a price of $1.50 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. The issuance of the note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Company may raise additional capital through loans or additional investments from the sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the sponsor may, but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of an initial business combination or at least one year from the issue of these financial statements, the deadline to complete an initial business combination pursuant to the Company’s amended and restated certificate of incorporation (unless otherwise amended by stockholders).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 per month for office space, secretarial and administrative services. We began incurring these fees on March 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815. We account for the public warrants and private placement warrants (together with public warrants, the “warrants”) in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts had been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on December 15, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing and in light of the material weakness in internal controls described below, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company's accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Richard M. DeMartini	69	Co-Executive Chairman
Robert J. Hurst	76	Co-Executive Chairman
Alex Binderow	40	Chief Executive Officer, President and Director
R. Eugene Taylor	74	Director
Vinay Nair	44	Director
Marshall Lux	62	Director
Sharon French	57	Director

The experience of our directors and executive officers is as follows:

Richard M. DeMartini has served as our Co-Executive Chairman since inception. Mr. DeMartini was a partner at Crestview Partners, L.P., a New York private equity firm that invests in financial services, media, healthcare, industrials, and energy sectors (“Crestview”), from 2005 to January 2021, and was appointed a Vice Chairman of Crestview in January 2021. At Crestview, Mr. DeMartini led the firm’s financial services strategy. Prior to joining Crestview, Mr. DeMartini served as President of Asset Management Group at Bank of America (NYSE: BAC) from March 2001 to December 2004, where he was responsible for all wealth and asset management activities. For the previous 26 years before his time at Bank of America, Mr. DeMartini worked at Morgan Stanley, an investment bank and financial services company (NYSE: MS). While at Morgan Stanley, Mr. DeMartini held various roles, including President of Individual Asset Management and Chairman of Discover Card, and was a member of the Morgan Stanley Management Committee. Mr. DeMartini was a strategic investor in 55ip, which is an industry leading financial technology company that provides tax-smart investment strategies and was sold to JPMorgan Asset Management. Mr. DeMartini has served as a director of Crestview’s portfolio companies: Victory Capital Holdings, Inc. (Nasdaq: VCTR), an independent investment management firm, since August 2013, and Fidelis Insurance Holdings, an insurance company, since June 2015. Mr. DeMartini has also served as a strategic investor and board member of Partners Capital Investment Group, LLC, an outsourced investment office that serves endowments, foundations, pensions and investment professionals, since August 2006. Mr. DeMartini also serves as a trustee and Chairman of the Whitney Museum of American Art (the “Whitney Museum”). Previously, Mr. DeMartini has served as the Chairman of the Board of Directors of the Nasdaq Stock Market. Mr. DeMartini also previously served as Vice Chairman of the board of directors of the National Association of Securities Dealers, Inc., and as a director of Capital Bank Financial Corp. Mr. DeMartini received his B.A. in Business Administration from San Diego State University. Mr. DeMartini is well qualified to serve on our board of directors due to his extensive financial and investment services experience and his significant experience in capital markets.

Robert J. Hurst has served as our Co-Executive Chairman since inception. Mr. Hurst has worked at Crestview since 2005, and has served as a Vice Chairman of Crestview since 2017. Prior to that, Mr. Hurst worked at Goldman Sachs Group, Inc. (NYSE: GS), a multinational investment bank and financial services company (“GS”), from 1974 to 2004. From 2000 to 2004, Mr. Hurst served as a Vice Chairman of the board of directors of GS. From 1990 to 1999, Mr. Hurst served as Head of GS’s Investment Banking Division worldwide. From 1987 to 1990, Mr. Hurst served as GS’s Head of the Investment Banking Services Department. Mr. Hurst is a senior director of GS. Mr. Hurst has served on the board of directors of Victory Capital (Nasdaq: VCTR), an independent investment management firm, since October 2016. Previously, Mr. Hurst was Chairman of the Board of the Whitney Museum since 2006, and is currently Chairman of its Executive Committee. Mr. Hurst is a trustee and member of the Executive Committee of the Aspen Institute and Chairman Emeritus of the Jewish Museum. Previously, Mr. Hurst served as Chairman of the Board of Directors of VP Corporation, National Cyber Security Center and Chairman of the Aspen Music Festival and School. Mr. Hurst was also the founding Chief Executive Officer of the 9/11 United Services Group, the coordinating arm for 13 social services organizations involving in relief activities after the 9/11 attack on the World Trade Center. Mr. Hurst was previously appointed by Governor John Hickenlooper to serve as a Commissioner of the Colorado Economic Development Commission. Mr. Hurst is a former member of the Board of Overseers of the Wharton School. Mr. Hurst received an A.B. in Government from Clark University and an M.G.A. from the Wharton School at the University of Pennsylvania. Mr. Hurst also received a Public Finance Fellowship at the University of Pennsylvania. Mr. Hurst is well qualified to serve on our board of directors due to his extensive investment experience, as well as his service on the boards of directors of several private companies.

Alex Binderow has served as our Chief Executive Officer, President and a director since inception. Mr. Binderow worked at Crestview from July 2005 to November 2020, and was a leader on the financial services team specializing in the asset management, wealth management, insurance, warranty and specialty finance sectors. Mr. Binderow has been a Partner of Lawfty Law LLP, a next-generation law firm since 2015, and a board member of both Lawfty Law LLP since 2015 and Lawfty LLC, a technology company since 2015. Mr. Binderow has served on the board of directors of 1970 Group, Inc., a specialty finance company, since May 2021. Prior to joining Crestview, Mr. Binderow worked at Bear, Stearns & Co., a global investment bank and brokerage firm (which was acquired by JPMorgan Chase) (“Bear Stearns”), from July 2003 to July 2005. While at Bear Stearns, Mr. Binderow worked in the company’s acquisition finance group. Mr. Binderow has been a director of Victory Capital (Nasdaq: VCTR) since August 2013. Mr. Binderow also serves on the board of directors of Protect My Car. Previously, Mr. Binderow was a director of Munder Capital Management LLC, an investment management services company, and a director of NYDJ Apparel LLC, an apparel company. Mr. Binderow received his B.B.A in Finance and Organization & Management from Emory University. Mr. Binderow is well qualified to serve on our board of directors due to his depth knowledge and experience in mergers and acquisitions, investing, leveraged finance, capital markets and asset management.

R. Eugene Taylor has served as one of our directors since March 2021. Mr. Taylor has been a director of Sonic Automotive, Inc. (NYSE: SAH), an automotive retailer, since February 2015. Mr. Taylor has served as a director of the board of directors of First Horizon Corporation (“First Horizon”), a bank holding company, from November 2017. Mr. Taylor previously served as Chairman, Chief Executive Officer and President of Capital Bank Financial Corp. (“CBFC”), a bank holding company that he co-founded, from late 2009 until its acquisition by First Horizon in November 2017. Prior to co-founding CBFC, Mr. Taylor spent 38 years at Bank of America Corporation and its predecessor companies, most recently as Vice Chairman of Bank of America and President of Global Corporate & Investment Banking. Mr. Taylor was previously a director of CBFC and Capital Bank, N.A., CBFC’s operating bank subsidiary, as well as Capital Bank Corporation, Green Bankshares, Inc. and TIB Financial Corp., each of which CBFC held controlling interests in prior to its merger into CBFC. Mr. Taylor received his B.S. in Finance from Florida State University. Mr. Taylor is well qualified to serve our board of directors due to his significant experience in banking and finance industries.

Vinay Nair has served as one of our directors since March 2021. Dr. Nair has been the Founder and Chief Executive Officer of the TIFIN Group, a fintech platform that drives personalization for wealth using AI and investment intelligence and operates a collection of fully-owned subsidiaries in wealth and investments that are shaping the future of investor experience, since August 2017. The TIFIN Group is currently comprised of nine transformative companies including 55ip, Magnifi, Clout, Positivly, and Louise. Dr. Nair was the Founder and Chairman of 55 Institutional Partners, LLC, or 55ip, a fintech platform for tax management and a portfolio company of the TIFIN Group, from January 2016 to December 2020 when 55ip was acquired by J.P. Morgan Asset Management. Dr. Nair served as a special advisor to the Chief Executive Officer of J.P. Morgan Asset Management. Dr. Nair has been an Assistant, Adjunct and Visiting Professor of Finance of The Wharton School since June 2004. Dr. Nair received his Bachelor of Technology degree in Chemical Engineering from Indian Institute of Technology Madras and his Ph.D. degree in Financial Economics from New York University Stern School of Business. Dr. Nair is well qualified to serve our board of directors due to his extensive expertise in finance and his significant experience in the fintech industry.

Marshall Lux has served as one of our directors since March 2021. Mr. Lux has worked at the Boston Consulting Group, a global management consulting firm, since June 2009, where he has served in several roles, including Senior Partner, Managing Director and Senior Advisor. Prior to that, Mr. Lux worked as the Chief Risk Officer for all consumer products at Chase Bank (NYSE: JPM), a multinational financial institution, from January 2008 to June 2009. Prior to that, Mr. Lux worked at McKinsey & Company, a global management consulting firm, from September 1986 to December 2007. Mr. Lux has served on the board of directors of Mphasis Limited (NSE: MPHASIS), a global IT services company, since August 2018. Mr. Lux has been a member of the board of directors of the Guardian Mutual Fund Complex, a mutual life insurance company, since April 2016. In addition, Mr. Lux has served on the board of directors of New York Community Bancorp, Inc. (NYSE: NYCB) and its main banking subsidiary, New York Community Bank, since February 2022, Kapitus, a small business lender, since January 2015. Mr. Lux works as an advisor for several technology firms, including Fenergo, a digital enabler of client and regulatory technology for financial services, Roostify, a web and mobile home-buying platform, Technisys, a digital banking company and was acquired by SoFi Technologies Inc. (Nasdaq: SOFI) in February 2022, and PeerIQ, a data and analytics company focusing on capital markets and financial services. Mr. Lux is currently a member of the Council on Foreign Relations, a foreign relations focused think tank in New York City. Mr. Lux serves as a Senior Research Fellow at Harvard University’s John F. Kennedy School of Government. Mr. Lux received his A.B. in Public and International Affairs from Princeton University and his M.B.A. from Harvard Business School. Mr. Lux is well-qualified to serve on our board of directors due to his extensive management consulting, financial technology and financial services experience.

Sharon French has served as one of our directors since March 2021. Ms. French has served as President and Chief Executive Officer of Life and Retirement Funds for the American International Group (NYSE: AIG), a multinational finance and insurance corporation, since June 2019. Ms. French has been the Senior Partner and an Executive Committee member at the TIFIN Group, a fintech platform that drives personalization for wealth using AI and investment intelligence and operates a collection of fully-owned subsidiaries in wealth and investments that are shaping the future of investor experience, since August 2021. Prior to this, Ms. French was the Executive Vice President of Beta Solutions & Sustainable Investing at OppenheimerFunds from April 2016 to May 2019. While at OppenheimerFunds, Ms. French led the strategy, development and implementation of the firm’s smart beta exchange-traded funds (“ETFs”) products and solutions, and served on the firm’s Executive Committee. From May 2013 to September 2015, Ms. French was the President of F-Squared Investments, a marketer of index products using ETFs. From September 2010 to October 2012, she was a Managing Director of BlackRock, Inc. (NYSE: BLK), a global asset manager. Prior to that, Ms. French was a Managing Director of AllianceBernstein Holding L.P. (NYSE: AB), a global investment management firm, from June 2001 to June 2010. Ms. French has served as a member of the board of directors at Newton Investment Management Limited, a global investment management subsidiary of BNY Mellon Investment Management, since December 2021. Ms. French currently serves as President and Board Member of Women in ETFs, an organization dedicated to bringing women together in the ETF industry and promoting equality, diversity and inclusion in the field. In addition, Ms. French serves on the Board of Wake Forest University’s School of Business. Previously, Ms. French served on the Dean’s Advisory Council for the University of Delaware’s Lerner School of Business, as the Co-Chair of the ETF and Managed Solutions Committee for the Money Management Institute, and as a member of the Investment Company Institute’s ETF Governance Committee. Ms. French received her B.S. in Business Management/Finance from the University of Delaware and received her CIMA from the University of Pennsylvania. Ms. French is well-qualified to serve on our board of directors due to her expansive experience in the insurance, ETF and financial investing industries.

Number and Terms of Office of Officers and Directors

Our board of directors currently consists of seven members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Marshall Lux and Sharon French, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of R. Eugene Taylor and Vinay Nair, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Richard M. DeMartini, Robert J. Hurst and Alex Binderow, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Marshall Lux, Sharon French and Vinay Nair serve as members of our audit committee, and Marshall Lux chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Marshall Lux qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;
●	mutual reviewing and approving the annual audit plan for the Company;
●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;
●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;
●	monitoring our environmental sustainability and governance practices;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	approving audit and non-audit services provided by our independent registered public accounting firm;
●	discussing earnings press releases and financial information provided to analysts and rating agencies;
●	discussing with management our policies and practices with respect to risk assessment and risk management;
●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and
●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of the board of directors. R. Eugene Taylor, Sharon French and Vinay Nair serve as members of our compensation committee. R. Eugene Taylor chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of our executive officers in light of those goals and objectives, and setting compensation levels based on this evaluation;
●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;
●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;
●	approving any employment or severance agreements with our Section 16 Officers;
●	granting any awards under equity compensation plans and annual bonus plans to our Section 16 Officers;
●	approving the compensation of our directors; and
●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605 of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are R. Eugene Taylor, Vinay Nair, Marshall Lux and Sharon French. In accordance with Rule 5605 of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Conduct and Ethics and our audit committee and compensation committee charters as exhibits to the Registration Statement. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Conduct and Ethics and the charters of the committees will be provided without charge upon request from us. If we make any amendments to our Code of Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.Executive Compensation.

We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of March 23, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Common
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned	of Class	Stock
Richard M. DeMartini (2)	—	—	7,187,500	100%	20%
Robert J. Hurst (2)	—	—	7,187,500	100%	20%
Alex Binderow (2)	—	—	7,187,500	100%	20%
R. Eugene Taylor	—	—	—	—	—
Vinay Nair	—	—	—	—	—
Marshall Lux	—	—	—	—	—
Sharon French	—	—	—	—	—
All executive officers and directors as a group (seven individuals)	—	—	7,187,500	100%	20%
Other 5% Stockholders
DHB Capital LLC (2)	—	—	7,187,500	100%	20%

(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o 5 Brewster Street #2105, Glen Cove, NY 11542.

(2)DHB Capital LLC, our sponsor, is the record holder of the shares reported herein. Richard M. DeMartini, our Co-Executive Chairman, Robert J. Hurst, our Co-Executive Chairman, and Alex Binderow, our Chief Executive Officer, President and Director, are the managing members of our sponsor and has voting and investment discretion with respect to the common stock held of record by our sponsor. By virtue of these relationships, Richard M. DeMartini, Robert J. Hurst and Alex Binderow may be deemed to have or share beneficial ownership of the securities held of record by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 7,187,500 founder shares. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the initial public offering. As a result of the underwriters’ election to fully exercise their over-allotment option on March 17, 2021, no founder shares are currently subject to forfeiture.

Our sponsor purchased an aggregate of 4,666,667 private placement warrants, at a price of $1.50 per warrant, or $7,000,000, in a private placement that closed simultaneously with the closing of our initial public offering and an additional 500,000 private placement warrants, at a price of $1.50 per warrant, or $750,000, in connection with the underwriters’ full exercise of their over-allotment option. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently utilize office space at 5 Brewster Street #2105, Glen Cove, NY 11542 from our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Except as otherwise disclosed in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On December 15, 2020, the sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the initial public offering. The outstanding amount of $124,148 was repaid on March 26, 2021. Borrowings under the note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest bearing basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the sponsor. The note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial business combination, the Company would repay the note out of the proceeds of the trust account released to the Company. Otherwise, the note would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the note but no proceeds from the trust account would be used to repay the note. At the election of the sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. The issuance of the note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee considers (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that R. Eugene Taylor, Vinay Nair, Marshall Lux and Sharon French are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $158,675, for the services Withum performed in connection with our initial public offering, quarterly reviews and the audit of our December 31, 2021 financial statements included in this Report.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $4,688.  For the period from December 15, 2020 (inception) through December 31, 2020, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by Withum other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)	Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

DHB CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

DHB Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DHB Capital Corp.  (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and the period from December 15, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 15, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously issued Financial Statement

As described in Note 2 to the financial statements, the Company’s previously issued March 4, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 23, 2022

PCAOB ID Number 100

DHB CAPITAL CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$197,153	$—
Prepaid Expenses	525,223	—
Total Current Assets	722,376	—

Deferred offering costs	—	43,332
Marketable Securities held in Trust Account	287,515,421	—
TOTAL ASSETS	$288,237,797	$43,332

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,450,371	$—
Promissory note - related party	—	19,102
Total Current Liabilities	1,450,371	19,102
Deferred underwriting fee payable	10,062,500	—
Warrant Liabilities	9,622,541	—
Total Liabilities	21,135,412	19,102

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 and no shares at a redemption value of $10.00 per share at December 31, 2021 and 2020, respectively	287,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at December 31, 2021 and 2020 (1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(20,398,334)	(770)
Total Stockholders’ (Deficit) Equity	(20,397,615)	24,230
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$288,237,797	$43,332
(1)	At December 31, 2020, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the financial statements.

DHB CAPITAL CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from December
		15, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$2,321,741	$770
Loss from operations	(2,321,741)	(770)

Other income (expense):
Interest earned on marketable securities held in Trust Account	15,421	—
Transaction costs allocable to warrant liabilities	(472,097)	—
Change in fair value of warrant liabilities	3,114,125	—
Total other income, net	2,657,449	—
Net income (loss)	$335,708	$(770)

Weighted average shares outstanding, Class A common stock	23,732,877	—

Basic and diluted net income per share, Class A common stock	$0.01	$—

Basic weighted average shares outstanding, Class B common stock	6,994,863	6,250,000

Basic net income (loss) per share, Class B common stock	$0.01	$—

Diluted weighted average shares outstanding, Class B common stock	7,187,500	—

Diluted net income per share, Class B common stock	$0.01	$—

The accompanying notes are an integral part of the financial statements.

DHB CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 15, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders (1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(770)	(770)

Balance – December 31, 2020	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of private warrants	—	—	—	—	3,255,000	—	3,255,000

Accretion for Class A Common Stock to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	335,708	335,708

Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(20,398,334)	$(20,397,615)

________________________________________

(1)

At December 31, 2020, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of the financial statements.

DHB CAPITAL CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period from
		December 15,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$335,708	$(770)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating Costs paid through promissory note	450	770
Interest earned on marketable securities held in Trust Account	(15,421)	—
Change in fair value of warrant liabilities	(3,114,125)	—
Transaction costs allocable to warrant liabilities	472,097	—
Changes in operating assets and liabilities:
Prepaid expenses	(525,223)	—
Accrued expenses	1,450,371	—
Net cash used in operating activities	(1,396,143)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Warrants	7,750,000	—
Repayment of promissory note — related party	(121,049)	—
Payment of offering costs	(285,655)	—
Net cash provided by financing activities	289,093,296	—

Net Change in Cash	197,153	—
Cash — Beginning	—	—
Cash — Ending	$197,153	$—

Non-cash investing and financing activities:
Offering paid through promissory note	$101,497	$18,332
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Deferred underwriting fee payable	$10,062,500	$—

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DHB Capital Corp. (the “Company”) is a blank check company incorporated in Delaware on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering, on March 4, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On March 17, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,750,000 Units issued for an aggregate amount of $37,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 500,000 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $750,000. An additional $37,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $287,500,000.

Transaction costs amounted to $16,242,984, consisting of $5,750,000 in cash underwriting fees, net of expenses reimbursed by the underwriter, $10,062,000 of deferred underwriting fees and $430,484 of other offering costs.

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

Liquidity

As of December 31, 2021, the Company had $197,153 in its operating bank accounts, $287,515,421 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $727,995, which includes franchise taxes payable of $200,000, of which such amount can be paid from interest earned on the Trust Account, if any. As of December 31, 2021, $15,421 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

On February 9, 2022, the Sponsor committed to provide the Company an aggregate of up to $1,500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a business combination. If the Company does not consummate a business combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As a result, management has determined that sufficient capital exists to sustain operations for at least one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the sponsor. The note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial business combination, the Company would repay the note out of the proceeds of the trust account released to the Company. Otherwise, the note would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the note but no proceeds from the trust account would be used to repay the note. At the election of the sponsor, all or a portion of the unpaid principal amount of the note may be converted into warrants of the Company at a price of $1.50 per warrant (the "Conversion Warrants"). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. The issuance of the note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 4, 2021
Class A common stock subject to possible redemption	$226,614,034	$23,385,966	$250,000,000
Class A common stock	$234	$(234)	$—
Additional paid-in capital	$5,415,835	$(5,415,835)	$—
Accumulated deficit	$(416,786)	$(17,969,898)	$(18,386,683)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(23,385,966)	$(18,385,964)

Number of Shares subject to possible redemption	22,661,403	2,338,597	25,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of Marketable Securities held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet.

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

At December 31, 2020, there were no Class A common stock issued and outstanding. At December 31, 2021, the share of Class A common stock reflected in the balance sheet were reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(8,241,666)
Class A common stock issuance costs	(15,770,887)
Plus:
Accretion of carrying value to redemption value	24,012,553
Class A common stock subject to possible redemption	$287,500,000

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,242,984, of which $472,097 were allocated, based on the relative fair values to the proceeds received, to the warrant liabilities and charged to the statements of operations.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “warrants”) in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following tables reflect the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

		For the Period
		from December 15,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
	Class A	Class A

Basic net income per share of common stock
Numerator: Allocation of net income, as adjusted	$259,287	$—
Denominator: Basic weighted average shares outstanding	23,732,877	—
Basic net income per share of common stock	$0.01	$—

		For the Period
		from December 15,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
	Class B	Class B

Basic net income (loss) per share of common stock
Numerator: Allocation of net income (loss), as adjusted	$76,421	$(770)
Denominator: Basic weighted average shares outstanding	6,994,863	6,250,000
Basic net income (loss) per share of common stock	$0.01	$—

Diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$78,036	$—
Denominator: Diluted weighted average shares outstanding	7,187,500	—
Diluted net income per share of common stock	$0.01	$—

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On March 17, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,750,000 Units issued for an aggregate amount of $37,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 500,000 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $750,000. A total of $37,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $287,500,000 (see Note 11).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, at a price of $1.50 per warrant, or $7,000,000 in the aggregate. The Sponsor has agreed to purchase up to an additional 500,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $750,000 in the aggregate, if the over-allotment option is exercised in full or in part by the underwriters. On March 17, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 500,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $750,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing March 2, 2021, to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

For the year ended December 31, 2021, the Company incurred $100,000 in fees for these services, of which $10,000 is included in accrued expenses in the accompanying balance sheet a December 31, 2021. For the period from December 15, 2020 (inception) through December 31, 2020, the Company incurred no fees for these services.

Related Party Loans

On December 15, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company can borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding amount of $124,148 was repaid on March 26, 2021. Borrowings under the note are no longer available.

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

The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. The issuance of the note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, 28,750,000 shares of Class A common stock issued and outstanding were subject to possible redemption and included as temporary equity. At December 31, 2020, there were no shares of Class A common stock outstanding.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020 there were 7,187,500 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

Warrants— As of December 31, 2021, there were 9,583,333 Public Warrants issued and outstanding. There were no Public warrants issued and outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and 2020.

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$39,018	$162
Organizational costs/Startup expenses	445,471	—
Total deferred tax assets	484,489	162
Valuation allowance	(484,489)	(162)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

		For the
		Period from
		December
		15, 2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(484,327)	(162)

State
Current	—	—
Deferred	—	—

Change in valuation allowance	484,327	162
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $185,029 and $770 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from December 15, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $484,327 and $162, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December	December
	31, 2021	31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Change in fair value of warrant liabilities	(194.8)%	—%
Transaction costs allocable to warrant liabilities	29.5%	—%
Change in valuation allowance	144.3%	(21.0)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no asets or liabilities disclosed at fair value at December 31, 2020.

		December 31,
Description	Level	2021
Assets:
Marketable Securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$287,515,421

Liabilities:
Warrant Liabilities - Public Warrants	1	6,243,541
Warrant Liabilities - Private Placement Warrants	3	3,379,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement, for which inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s shares of common stock. The expected volatility of the Company’s shares of common stock was determined based on the implied volatility of the Public Warrants.

The following table presents the quantitative information regarding Level 3 fair value measurements:

December 31,
Input:	2021
Risk-free interest rate	1.19%
Effective Expiration date	7/19/2026
Expected volatility	13.0%
Exercise price	$11.50
Stock price	$9.75

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,000	8,241,666	12,736,666
Change in fair value	(1,116,000)	383,334	(732,666)
Transfers to Level 1	—	(8,625,000)	(8,625,000)
Fair value as of December 31, 2021	$3,379,000	$—	$3,379,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,625,000.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 1, 2021, by and among the Company, BofA Securities, Inc., and RBC Capital Markets, LLC, as representatives of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated March 1, 2021, by and among the Company, the Sponsor and its officers and directors. (3)
10.2	Investment Management Trust Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration Rights Agreement, dated March 1, 2021, by and between the Company and the Sponsor. (3)
10.4	Administrative Support Agreement, dated March 1, 2021, by and between the Company and the Sponsor. (3)
10.5	Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor. (3)
10.6	Form of Indemnity Agreement. (2)
10.7	Promissory Note issued to DHB Capital LLC, dated December 15, 2020. (1)
10.8	Securities Subscription Agreement between the Registrant and DHB Capital LLC. (1)
10.9	Promissory Note issued to DHB Capital LLC, dated February 17, 2022. (4)
14	Code of Ethics (2)
31.1	Certification of the Principal Executive Officer required by Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer required by Rules 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (2)
99.2	Compensation Committee Charter (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*     Filed herewith.

**   Furnished herewith

(1)	Incorporated by reference to the Company's Form S-1, filed with the SEC on February 12, 2021.
(2)	Incorporated by reference to the Company's Form S-1/A, filed with the SEC on February 23, 2021.
(3)	Incorporated by reference to the Company's Form 8-K, filed with the SEC on March 5, 2021.
(4)	Incorporated by reference to the Company's Form 8-K, filed with the SEC on February 17, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2022	DHB CAPITAL CORP.

	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Richard M. DeMartini	Co-Executive Chairman	March 23, 2022
Richard M. DeMartini

/s/ Robert J. Hurst	Co-Executive Chairman	March 23, 2022
Robert J. Hurst

/s/ Alex Binderow	Chief Executive Officer, President and Director	March 23, 2022
Alex Binderow	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ R. Eugene Taylor	Director	March 23, 2022
R. Eugene Taylor

/s/ Vinay Nair	Director	March 23, 2022
Vinay Nair

/s/ Marshall Lux	Director	March 23, 2022
Marshall Lux

/s/ Sharon French	Director	March 23, 2022
Sharon French