Form 10-Q
period 2022-03-31
DHB Capital Corp.
filed 2022-05-13
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DHB CAPITAL CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$130,604	$197,153
Prepaid Expenses	455,490	525,223
Total Current Assets	586,094	722,376

Investments held in Trust Account	287,538,886	287,515,421
TOTAL ASSETS	$288,124,980	$288,237,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,317,721	$1,450,371
Promissory note - related party	300,000	—
Total Current Liabilities	1,617,721	1,450,371
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant Liabilities	4,857,125	9,622,541
Total Liabilities	16,537,346	21,135,412

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 shares at a redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(15,913,085)	(20,398,334)
Total Stockholders’ Deficit	(15,912,366)	(20,397,615)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,124,980	$288,237,797

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$303,632	$197,145
Loss from operations	(303,632)	(197,145)

Other income (expense):
Interest earned on marketable securities held in Trust Account	23,465	1,184
Transaction costs incurred in connection with warrant liabilities	—	(472,097)
Change in fair value of warrant liabilities	4,765,416	2,116,666
Total other income, net	4,788,881	1,645,753

Net income	$4,485,249	$1,448,608

Weighted average shares outstanding, Class A common stock	28,750,000	4,000,000

Basic and diluted net income per share, Class A common stock	$0.12	$0.13

Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Basic and diluted net income per share, Class B common stock	$0.12	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE  MONTHS ENDED March 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(20,398,334)	$(20,397,615)

Net income	—	—	—	—	—	4,485,249	4,485,249

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(15,913,085)	$(15,912,366)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of private placement warrants	—	—	—	—	3,255,000	—	3,255,000

Accretion for Class A Common stocks subject to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(19,285,434)	$(19,284,715)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,485,249	$1,448,608
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through promissory note	—	450
Interest earned on marketable securities held in Trust Account	(23,465)	(1,184)
Change in fair value of warrant liabilities	(4,765,416)	(2,116,666)
Transaction costs allocable to warrant liabilities	—	472,097
Changes in operating assets and liabilities:
Prepaid expenses	69,733	(883,510)
Accounts payable and accrued expenses	(132,650)	154,698
Net cash flows used in operating activities	(366,549)	(925,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)
Net cash flows used in financing activities	—	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from promissory note — related party	300,000	—
Repayment of promissory note — related party	—	(121,049)
Payment of offering costs	—	(285,655)
Net cash flows provided by financing activities	300,000	289,093,296

Net Change in Cash	(66,549)	667,789
Cash — Beginning of period	197,153	—
Cash — End of period	$130,604	$667,789

Non-Cash investing and financing activities:
Offering paid through promissory note	$—	$101,497
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

Liquidity

As of March 31, 2022, the Company had $130,604 in its operating bank accounts, $287,538,886 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,031,627, which includes franchise taxes payable of $50,000, of which such amount can be paid from interest earned on the Trust Account, if any. As of March 31, 2022, $23,465 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. If the Company completes a Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the note may be converted into warrants of the Company at a price of $1.50 per warrant (the "Conversion Warrants"). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of March 31, 2022, the outstanding principal balance under the note amounted to an aggregate of $300,000.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities held in Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Total offering costs amounted to $16,242,984, and $472,097 of the offering costs were allocated, based on the relative fair values to the proceeds received, to the warrant liabilities and charged to the unaudited condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed balance sheets were reconciled in the following table:

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 and 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) and the change in value of warrant liability which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
	Class A	Class A

Basic and diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$3,588,199	$517,938
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	4,000,000
Basic and diluted net income per share of common stock	$0.12	$0.13

	For the Three Months Ended
	March 31,
	2022	2021
	Class B	Class B

Basic and diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$897,050	$930,670
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	7,187,500
Basic and diluted net income per share of common stock	$0.12	$0.13

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $10,000 in fees for these services, respectively, of which $10,000 is included in accrued expenses in the accompanying balance sheets as of March 31, 2022 and December 31, 2021.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

The Conversion Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined. As of March 31, 2022 and December 31, 2021, there were $300,000 and $0 outstanding under the Working Capital Loans.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of March 31, 2022, the outstanding principal balance under the note amounted to an aggregate of $300,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock issued and outstanding. All of the outstanding Class A ordinary shares were subject to possible redemption at March 31, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021 there were 7,187,500 shares of Class B common stock issued and outstanding.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 8. WARRANT LIABILITY

Warrants— As of March 31, 2022 and December 31, 2021, there were 9,583,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$287,538,886	$287,515,421

Liabilities:
Warrant Liability - Public Warrants	1	$3,155,792	$6,243,541
Warrant Liability - Private Placement Warrants	3	$1,701,333	$3,379,000

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31,	December 31,
Input:	2022	2021
Risk-free interest rate	2.44%	1.19%
Effective Expiration date	7/19/2026	7/19/2026
Expected volatility	7.0%	13.0%
Exercise price	$11.50	$11.50
Stock price	$9.76	$9.75

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2022	$3,379,000	$—	$3,379,000
Change in fair value	(1,677,667)	—	(1,677,667)
Fair value as of March 31, 2022	$1,701,333	$—	$1,701,333

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,001	8,241,666	12,736,667
Change in fair value of warrants	$(775,001)	$(1,341,666)	$(2,116,667)
Fair value as of March 31, 2021	$3,720,000	$6,900,000	$10,620,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2022 and 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $4,485,249, which consists of the change in fair value of warrant liabilities of $4,765,416 and interest earned on marketable securities held in the Trust Account of $23,465, offset by general and administrative expenses of $303,632.

For the three months ended March 31, 2021, we had net income of $1,448,608, which consists of the change in fair value of warrant liability of $2,116,666 and an interest earned on marketable securities held in the Trust Account of $1,184, offset by transaction costs allocated to warrant liabilities of $472,097, and formation and operating costs of $197,145.

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

For the three months ended March 31, 2022, cash used in operating activities was $366,549. Net income of $4,485,249 was affected by the change in fair value of the warrant liabilities of $4,765,416 and interest earned on marketable securities held in the Trust Account of $23,465. Changes in operating assets and liabilities used $62,917 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $925,507. Net income of $1,448,608 was affected by the change in fair value of the warrant liability of $2,116,666, transaction costs incurred allocated to the warrant liabilities of $472,097, interest earned on marketable securities held in the Trust Account of $1,184 and operating costs paid through promissory note of $450. Changes in operating assets and liabilities used $728,812 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $287,538,886 (including approximately $38,886 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $130,604. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 9, 2022, the Sponsor committed to provide the Company an aggregate of up to $1,500,000 in loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

On February 14, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor. The note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company. Otherwise, the note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the note but no proceeds from the Trust Account would be used to repay the note. At the election of the sponsor, all or a portion of the unpaid principal amount of the note may be converted into Conversion Warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the note. As of March 31, 2022, the outstanding principal balance under the note amounted to an aggregate of $300,000.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our Chief Executive Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments and, due to its impact on our financial statements, we determined it to be a material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed on March 23, 2022, except as set forth below:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC's duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

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

DHB CAPITAL CORP.

Date: May 13, 2022	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer)