Form 10-Q
period 2022-06-30
DHB Capital Corp.
filed 2022-08-09
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	DHBCU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	DHBC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	DHBCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS1

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●“ASC 480” are to ASC Topic 480, “Distinguishing Liabilities from Equity”;

●“ASC 740” are to ASC Topic 740, “Income Taxes”;

●“ASC 815” are to ASC Topic 815, “Derivatives and Hedging”;

●“ASC 815-40” are to ASC Topic 815-40, “Accounting for Convertible Debt Instruments”;

●“ASU” are to the FASB Accounting Standards Update;

●“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Certificate of Incorporation” are to the Amended and Restated Certificate of Incorporation of the Company;

●“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●“common stock” are to the Class A common stock and the Class B common stock;

●	“Combination Period” are to the 24 month period, from the closing of the Initial Public Offering (as defined below) to March 4, 2023, that the Company has to consummate a Business Combination;

●“Company,” “our Company,” “we” or “us” are to DHB Capital Corp., a Delaware corporation;

●

“Conversion Warrants” are to warrants of the Company that will be issued upon conversion of all or a portion of unpaid principal of the Note (as defined below) at the election of the Sponsor, at a price of $1.50 per warrant;

●“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●“FASB” are to the Financial Accounting Standards Board;

●“FINRA” are to the Financial Industry Regulatory Authority;

●

“Founder Shares” are to the shares of Class B common stock initially purchased by our Sponsor (as defined below) in the Private Placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A common stock will not be “Public Shares” (as defined below);

●“GAAP” are to the accounting principles generally accepted in the United States of America;

●“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on March 4, 2021;

●“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Note” are to the promissory note issued by the Company to the Sponsor on February 14, 2022 in the principal amount of up to $1,500,000;
●	“Private Placement” are to the private placement of warrants that occurred simultaneously with the closing of our Initial Public Offering;

●“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;

●

“Public Shares” are to the shares of Class A common stock sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●

“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and management team to the extent our Initial Stockholders and/or members of our management team purchase Public Shares, provided that each Initial Stockholder’s and member of our management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●

“Public Warrants” refer to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●

“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 12, 2021, as amended, and declared effective on March 1, 2021 (File No. 333-253093);

●“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●“SEC” are to the U.S. Securities and Exchange Commission;

●“Securities Act” are to the Securities Act of 1933, as amended;

●“Sponsor” are to DHB Capital LLC, a Delaware limited liability company;

●

“Trust Account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed following the closing of the Initial Public Offering;

●“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●“warrants” are to Public Warrants and Private Placement Warrants, together; and

●

“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DHB CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$116,160	$197,153
Prepaid Expenses	335,228	525,223
Total Current Assets	451,388	722,376

Investments held in Trust Account	287,947,236	287,515,421
TOTAL ASSETS	$288,398,624	$288,237,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,641,403	$1,450,371
Income tax payable	30,825	—
Promissory note - related party	650,000	—
Total Current Liabilities	2,322,228	1,450,371
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant Liabilities	1,759,750	9,622,541
Total Liabilities	14,144,478	21,135,412

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 shares at a redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	287,616,361	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(13,362,934)	(20,398,334)
Total Stockholders’ Deficit	(13,362,215)	(20,397,615)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$288,398,624	$288,237,797

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$808,388	$1,476,597	$1,112,020	$1,673,742
Loss from operations	(808,388)	(1,476,597)	(1,112,020)	(1,673,742)

Other income (expense):
Interest earned on marketable securities held in Trust Account	408,350	4,369	431,815	5,553
Transaction costs incurred in connection with warrant liabilities	—	—	—	(472,097)
Change in fair value of warrant liabilities	3,097,375	(2,706,667)	7,862,791	(590,001)
Total other income (expense), net	3,505,725	(2,702,298)	8,294,606	(1,056,545)

Income (loss) before provision for income taxes	2,697,337	(4,178,895)	7,182,586	(2,730,287)
Provision for income taxes	(30,825)	—	(30,825)	—
Net income (loss)	$2,666,512	$(4,178,895)	$7,151,761	$(2,730,287)

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	18,653,315

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.12)	$0.20	$(0.11)

Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,804,213

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.12)	$0.20	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED June 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(20,398,334)	$(20,397,615)

Net income	—	—	—	—	—	4,485,249	4,485,249

Balance — March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(15,913,085)	$(15,912,366)

Accretion of Class A Common Stock to redemption amount	—	—	—	—	—	(116,361)	(116,361)

Net income	—	—	—	—	—	2,666,512	2,666,512

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,362,934)	$(13,362,215)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of Private Placement Warrants	—	—	—	—	3,255,000	—	3,255,000

Accretion for Class A common stock subject to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(19,285,434)	$(19,284,715)

Net loss	—	—	—	—	—	(4,178,895)	(4,178,895)

Balance — June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(23,464,329)	$(23,463,610)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,151,761	$(2,730,287)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	450
Interest earned on marketable securities held in Trust Account	(431,815)	(5,553)
Change in fair value of warrant liabilities	(7,862,791)	590,001
Transaction costs allocable to warrant liabilities	—	472,097
Changes in operating assets and liabilities:
Prepaid expenses	189,995	(759,366)
Accounts payable and accrued expenses	191,032	1,350,000
Income tax payable	30,825	—
Net cash flows used in operating activities	(730,993)	(1,082,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)
Net cash flows used in financing activities	—	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from promissory note — related party	650,000	—
Repayment of promissory note — related party	—	(121,049)
Payment of offering costs	—	(285,655)
Net cash flows provided by financing activities	650,000	289,093,296

Net Change in Cash	(80,993)	510,638
Cash — Beginning of period	197,153	—
Cash — End of period	$116,160	$510,638

Non-Cash investing and financing activities:
Offering paid through promissory note	$—	$101,497
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DHB Capital Corp. is a blank check company incorporated in Delaware on December 15, 2020. The Company was formed for the purpose of effecting a Business Combination.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

The Registration Statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in the Private Placement to the Sponsor, generating gross proceeds of $7,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed the Trust Account, located in the United States and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

The Company will provide the Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The Company has until March 4, 2023 to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2022, the Company had $116,160 in its operating bank accounts, $287,947,236 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $1,870,840, which includes franchise taxes payable of $20,000 and income tax of $30,825, of which such amount can be paid from interest earned on the Trust Account, if any. As of June 30, 2022, $447,236 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

On February 9, 2022, the Sponsor committed to provide the Company an aggregate of up to $1,500,000 in loans for working capital purposes. These Working Capital Loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. If the Company completes a Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants at a price of$1.50 per Conversion Warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of June 30, 2022, the outstanding principal balance under the Note amounted to an aggregate of $650,000. On July 25, 2022 and August 9, 2022, the Company further drew down on the Note for $325,000 and $400,000, respectively, in accordance with the Working Capital.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

At June 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed balance sheets were reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(8,241,666)
Class A common stock issuance costs	(15,770,887)
Plus:
Accretion of carrying value to redemption value	24,012,553
Class A common stock subject to possible redemption, 12/31/2021	$287,500,000
Plus:
Accretion of carrying value to redemption value	116,361
Class A common stock subject to possible redemption, 06/30/2022	287,616,361

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.17% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.43% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as “Class A common stock” and “Class B common stock”. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	June 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share of common stock
Numerator: Allocation of net income (loss), as adjusted	$2,133,210	$533,302	$(3,343,116)	$(835,779)
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income (loss) per share of common stock	$0.07	$0.07	$(0.12)	$(0.12)

	For the Six Months Ended
	June 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share of common stock
Numerator: Allocation of net income (loss), as adjusted	$5,721,409	$1,430,352	$(2,000,544)	$(729,743)
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	18,653,315	6,804,213
Basic and diluted net income (loss) per share of common stock	$0.20	$0.20	$(0.11)	$(0.11)

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Company granted the underwriters in the Initial Public Offering a 45-day option to purchase up to 3,750,000 additional Units solely to cover over-allotments, if any.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, at a price of $1.50 per warrant, or $7,000,000 in the aggregate. The Sponsor agreed to purchase up to an additional 500,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $750,000 in the aggregate, if the over-allotment option was exercised in full or in part by the underwriters. On March 17, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 500,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $750,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020 the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration for the issuance of 7,187,500 Founder Shares. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on March 17, 2021, no Founder Shares are currently subject to forfeiture.

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

For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 respectively. At June 30, 2022 and December 31, 2021, $0 and $10,000 is included in accrued expenses in the accompanying condensed balance sheets, respectively.

Promissory Note — Related Party

On December 15, 2020, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding amount of $124,148 was repaid on March 26, 2021. Borrowings under such note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity.

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The Conversion Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined.

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of June 30, 2022 and December 31, 2021, there were $650,000 and $0 outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of the securities held by them. The holders of at least 15% of the then-outstanding number of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

consummating the Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock issued and outstanding. All of the outstanding Class A ordinary shares were subject to possible redemption at June 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021 there were 7,187,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

NOTE 8. WARRANT LIABILITY

Warrants

As of June 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$287,947,236	$287,515,421

Liabilities:
Warrant Liability - Public Warrants	1	$1,142,333	$6,243,541
Warrant Liability - Private Placement Warrants	3	$617,417	$3,379,000

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

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30,	December 31,
Input:	2022	2021
Risk-free interest rate	2.97%	1.19%
Effective Expiration date	9/4/2027	7/19/2026
Expected volatility	4.5%	13.0%
Exercise price	$11.50	$11.50
Stock price	$9.81	$9.75

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2022	$3,379,000	$—	$3,379,000
Change in fair value	(1,677,667)	—	(1,677,667)
Fair value as of March 31, 2022	$1,701,333	$—	$1,701,333
Change in fair value	(1,083,916)	—	(1,083,916)
Fair value as of June 30, 2022	$617,417	$—	$617,417

DHB CAPITAL CORP.

UNAUDITED NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,001	8,241,666	12,736,667
Change in fair value of warrants	$(775,001)	$(1,341,666)	$(2,116,667)
Fair value as of March 31, 2021	$3,720,000	$6,900,000	$10,620,000
Change in fair value of warrants	$981,667	$1,725,000	$2,706,667
Fair value as of June 30, 2021	$4,701,667	$8,625,000	$13,326,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Related Party Promissory Note Drawdown

On July 25, 2022 and August 9, 2022, the Company further drew down on the Note for $325,000 and $400,000, respectively, in accordance with the Working Capital Loans (as described in Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on December 15, 2020 for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,666,512, which consists of the change in fair value of warrant liabilities of $3,097,375 and interest earned on marketable securities held in the Trust Account of $408,350, offset by general and administrative expenses of $808,388 and provision for income tax of $30,825.

For the six months ended June 30, 2022, we had net income of $7,151,761, which consists of the change in fair value of warrant liabilities of $7,862,791 and interest earned on marketable securities held in the Trust Account of $431,815, offset by general and administrative expenses of $1,112,020 and provision for income tax of $30,825.

For the three months ended June 30, 2021, we had net loss of $4,178,895, which consists of the change in fair value of warrant liability of $2,706,667 and formation and operating costs of $1,476,597, offset by an interest earned on marketable securities held in the Trust Account of $4,369.

For the six months ended June 30, 2021, we had net loss of $2,730,287, which consists of the change in fair value of warrant liability of $590,001 and transaction costs allocated to warrant liabilities of $472,097, and formation and operating costs of $1,673,742, offset by an interest earned on marketable securities held in the Trust Account of $5,553.

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

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in the Private Placement to the Sponsor, generating gross proceeds of $7,000,000.

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

For the six months ended June 30, 2022, cash used in operating activities was $730,993. Net income of $7,151,761 was affected by the change in fair value of the warrant liabilities of $7,862,791 and interest earned on marketable securities held in the Trust Account of $431,815. Changes in operating assets and liabilities used $411,852 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,082,658. Net loss of $2,730,287 was affected by the change in fair value of the warrant liability of $590,001, transaction costs incurred allocated to the warrant liabilities of $472,097, interest earned on marketable securities held in the Trust Account of $5,553 and operating costs paid through promissory note of $450. Changes in operating assets and liabilities provided $590,634 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $287,947,236 (including $447,236 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $116,160. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On February 9, 2022, the Sponsor committed to provide the Company an aggregate of up to $1,500,000 in Working Capital Loans for working capital purposes. These loans will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business

Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company in connection with these loans will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of June 30, 2022, the outstanding principal balance under the Note amounted to an aggregate of $650,000. On July 25, 2022 and August 9, 2022, the Company further drew down on the Note for $325,000 and $400,000, respectively, in accordance with the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by March 4, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022 and (iii) Quarterly Reports on Forms 10-Q and 10-Q/A for the quarters ended March 31, 2021 and September 30, 2021, as filed with the SEC on May 25, 2021 and January 11, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not enter into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its Business Combination within 24 months after such date.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our Public Stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DHB CAPITAL CORP.

Date: August 9, 2022	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer)