Form 10-Q
period 2022-09-30
DHB Capital Corp.
filed 2022-11-10
CIK 1838176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DHB CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS1

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASC 480” are to ASC Topic 480, “Distinguishing Liabilities from Equity”;
●	“ASC 740” are to ASC Topic 740, “Income Taxes”;
●	“ASC 815” are to ASC Topic 815, “Derivatives and Hedging”;
●	“ASC 815-40” are to ASC Topic 815-40, “Accounting for Convertible Debt Instruments”;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Certificate of Incorporation” are to the Amended and Restated Certificate of Incorporation of the Company;
●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;
●	“common stock” are to the Class A common stock and the Class B common stock;
●	“Combination Period” are to the 24 month period, from the closing of the Initial Public Offering (as defined below) to March 4, 2023, that the Company has to consummate a Business Combination;
●	“Company,” “our Company,” “we” or “us” are to DHB Capital Corp., a Delaware corporation;
●

“Conversion Warrants” are to warrants of the Company that will be issued upon conversion of all or a portion of unpaid principal of the Note (as defined below) at the election of the Sponsor, at a price of $1.50 per warrant;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
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

●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on March 4, 2021;
●	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Note” are to the promissory note issued by the Company to the Sponsor on February 14, 2022 in the principal amount of up to $1,500,000;
●	“Private Placement” are to the private placement of warrants that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement;
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

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Sponsor” are to DHB Capital LLC, a Delaware limited liability company;
●

“Trust Account” are to the U.S.-based trust account in which an amount of $287,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;
●	“warrants” are to Public Warrants and Private Placement Warrants, together; and
●

“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DHB CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$107,114	$197,153
Prepaid Expenses	205,799	525,223
Total Current Assets	312,913	722,376

Investments held in Trust Account	289,207,184	287,515,421
TOTAL ASSETS	$289,520,097	$288,237,797

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$936,396	$1,450,371
Income tax payable	293,314	—
Promissory note - related party	1,450,000	—
Total Current Liabilities	2,679,710	1,450,371
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant Liabilities	737,500	9,622,541
Total Liabilities	13,479,710	21,135,412

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 shares at a redemption value of $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	288,603,820	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,564,152)	(20,398,334)
Total Stockholders’ Deficit	(12,563,433)	(20,397,615)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$289,520,097	$288,237,797

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$273,468	$315,791	$1,385,488	$1,989,533
Loss from operations	(273,468)	(315,791)	(1,385,488)	(1,989,533)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,299,948	4,416	1,731,763	9,969
Transaction costs incurred in connection with warrant liabilities	—	—	—	(472,097)
Change in fair value of warrant liabilities	1,022,250	3,739,167	8,885,041	3,149,166
Total other income, net	2,322,198	3,743,583	10,616,804	2,687,038

Income before provision for income taxes	2,048,730	3,427,792	9,231,316	697,505
Provision for income taxes	(262,489)	—	(293,314)	—
Net income	$1,786,241	$3,427,792	$8,938,002	$697,505

Weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	27,835,478

Basic and diluted net income per share, Class A common stock	$0.05	$0.10	$0.25	$0.02

Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,935,892

Basic and diluted net income per share, Class B common stock	$0.05	$0.10	$0.25	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(20,398,334)	$(20,397,615)

Net income	—	—	—	—	—	4,485,249	4,485,249

Balance — March 31, 2022 (unaudited)	—	—	7,187,500	719	—	(15,913,085)	(15,912,366)

Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(116,361)	(116,361)

Net income	—	—	—	—	—	2,666,512	2,666,512

Balance – June 30, 2022 (unaudited)	—	—	7,187,500	719	—	(13,362,934)	(13,362,215)

Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(987,459)	(987,459)

Net income	—	—	—	—	—	1,786,241	1,786,241

Balance – September 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(12,564,152)	$(12,563,433)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	7,187,500	$719	$24,281	$(770)	$24,230

Excess cash received over fair value of Private Placement Warrants	—	—	—	—	3,255,000	—	3,255,000

Remeasurement for Class A common stock subject to redemption	—	—	—	—	(3,279,281)	(20,733,272)	(24,012,553)

Net income	—	—	—	—	—	1,448,608	1,448,608

Balance — March 31, 2021	—	—	7,187,500	719	—	(19,285,434)	(19,284,715)

Net loss	—	—	—	—	—	(4,178,895)	(4,178,895)

Balance – June 30, 2021	—	—	7,187,500	719	—	(23,464,329)	(23,463,610)

Net income	—	—	—	—	—	3,427,792	3,427,792

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(20,036,537)	$(20,035,818)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,938,002	$697,505
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through promissory note	—	450
Interest earned on marketable securities held in Trust Account	(1,731,763)	(9,969)
Change in fair value of warrant liabilities	(8,885,041)	(3,149,166)
Transaction costs allocable to warrant liabilities	—	472,097
Changes in operating assets and liabilities:
Prepaid expenses	319,424	(640,340)
Accounts payable and accrued expenses	(513,975)	1,316,373
Income tax payable	293,314	—
Net cash flows used in operating activities	(1,580,039)	(1,313,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	40,000	—
Net cash flows provided by (used in) financing activities	40,000	(287,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	7,750,000
Proceeds from promissory note — related party	1,450,000	—
Repayment of promissory note — related party	—	(121,049)
Payment of offering costs	—	(285,655)
Net cash flows provided by financing activities	1,450,000	289,093,296

Net Change in Cash	(90,039)	280,246
Cash — Beginning of period	197,153	—
Cash — End of period	$107,114	$280,246

Non-Cash investing and financing activities:
Offering paid through promissory note	$—	$101,497
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation, the Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account.

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

On October 31, 2022, the Company filed a preliminary proxy statement to hold a special meeting of stockholders to seek approvals to (i) amend the Certificate of Incorporation and change the last day of the Combination Period from March 4, 2023 to such other date as shall be determined by the Company’s board of directors and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the Charter Amendment and no later than December 30, 2022 (such date, the “Amended Termination Date”) and (ii) adopt an amendment to the Investment Management Trust Agreement, dated March 1, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to change the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date (clauses (i) and (ii) collectively, the “Proposals”). If the Proposals are not approved at the special meeting, then the Combination Period shall remain as is.

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

Liquidity

As of September 30, 2022, the Company had $107,114 in its operating bank accounts, $289,207,184 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $2,366,797, which includes income tax of $293,314, of which such amount can be paid from interest earned on the Trust Account, if any. As of September 30, 2022, $1,707,184 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. If the Company completes a Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants at a price of $1.50 per Conversion Warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. On July 25, 2022, August 9, 2022 and September 8, 2022, the Company further drew down on the Note for $325,000, $400,000, and $75,000, respectively, in accordance with the Working Capital Loans. As of September 30, 2022, the outstanding principal balance under the Note amounted to an aggregate of $1,450,000.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period. On October 31, 2022, the Company filed a preliminary proxy statement to hold a special meeting of stockholders to seek approvals to (i) amend the Certificate of Incorporation and change the last day of the Combination Period from March 4, 2023 to such other date as shall be determined by the Company’s board of directors and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the Charter Amendment and no later than December 30, 2022 and (ii) adopt an amendment to the Trust Agreement by and between the Company and Continental to change the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date. If the Proposals are not approved at the special meeting, then the Combination Period shall remain as is.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

At September 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed balance sheets were reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(8,241,666)
Class A common stock issuance costs	(15,770,887)
Plus:
Remeasurement of carrying value to redemption value	24,012,553
Class A common stock subject to possible redemption, 12/31/2021	$287,500,000
Plus:
Remeasurement of carrying value to redemption value	1,103,820
Class A common stock subject to possible redemption, 09/30/2022	$288,603,820

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

Income Taxes

The Company accounts for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 12.81% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 3.18% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,750,000 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the periods presented. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended
	September 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$1,428,993	$357,248	$2,742,234	$685,558
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per share of common stock	$0.05	$0.05	$0.10	$0.10

	For the Nine Months Ended
	September 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share of common stock
Numerator: Allocation of net income, as adjusted	$7,150,402	$1,787,600	$558,373	$139,132
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	27,835,478	6,935,892
Basic and diluted net income per share of common stock	$0.25	$0.25	$0.02	$0.02

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 respectively. At September 30, 2022 and December 31, 2021, $0 and $10,000 is included in accrued expenses in the accompanying condensed balance sheets, respectively.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, th Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

The Conversion Warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined.

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants of the Company at a price of $1.50 per warrant. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. As of September 30, 2022 and December 31, 2021, there were $1,450,000 and $0 outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock issued and outstanding. All of the outstanding Class A ordinary shares were subject to possible redemption at September 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021 there were 7,187,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 8. WARRANT LIABILITIES

Warrants

As of September 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 5,166,667 Private Placement Warrants issued and outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$289,207,184	$287,515,421

Liabilities:
Warrant Liability - Public Warrants	1	$479,167	$6,243,541
Warrant Liability - Private Placement Warrants	3	$258,333	$3,379,000

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

The Public Warrants were initially valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

DHB CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30,	December 31,
Input:	2022	2021
Risk-free interest rate	3.99%	1.19%
Effective Expiration date	09/02/2023	7/19/2026
Expected volatility	10.1%	13.0%
Exercise price	$11.50	$11.50
Stock price	$9.84	$9.75

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2022	$3,379,000	$—	$3,379,000
Change in fair value	(1,677,667)	—	(1,677,667)
Fair value as of March 31, 2022	1,701,333	—	1,701,333
Change in fair value	(1,083,916)	—	(1,083,916)
Fair value as of June 30, 2022	617,417	—	617,417
Change in fair value	(359,084)	—	(359,084)
Fair value as of September 30, 2022	$258,333	$—	$258,333

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (including over-allotment)	4,495,001	8,241,666	12,736,667
Change in fair value of warrants	206,666	383,334	590,000
Fair value as of June 30, 2021	4,701,667	8,625,000	13,326,667
Change in fair value of warrants	(1,343,333)	(2,395,834)	(3,739,167)
Fair value as of September 30, 2021	$3,358,334	$6,229,166	$9,587,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 31, 2022, the Company filed a preliminary proxy statement to hold a special meeting of stockholders to seek approvals to (i) amend the Certificate of Incorporation and change the last day of the Combination Period from March 4, 2023 to such other date as shall be determined by the Company’s board of directors and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the Charter Amendment and no later than December 30, 2022 and (ii) adopt an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date. If the Proposals are not approved at the special meeting, then the Combination Period shall remain as is.

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

On October 31, 2022, the Company filed a preliminary proxy statement to hold a special meeting of stockholders to seek approvals to (i) amend the Certificate of Incorporation and change the last day of the Combination Period from March 4, 2023 to such other date as shall be determined by the Company’s board of directors and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the Charter Amendment and no later than December 30, 2022 and (ii) adopt an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date. If the Proposals are not approved at the special meeting, then the Combination Period shall remain as is.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, located in the United States. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,786,241, which consists of the change in fair value of warrant liabilities of $1,022,250 and interest earned on marketable securities held in the Trust Account of $1,299,948, offset by general and administrative expenses of $273,468 and provision for income tax of $262,489.

For the nine months ended September 30, 2022, we had net income of $8,938,002, which consists of the change in fair value of warrant liabilities of $8,885,041 and interest earned on marketable securities held in the Trust Account of $1,731,763, offset by general and administrative expenses of $1,385,488 and provision for income tax of $293,314.

For the three months ended September 30, 2021, we had net loss of $3,427,792, which consists of the change in fair value of warrant liability of $3,739,167 and interest earned on marketable securities held in the Trust Account of $4,416, offset by formation and operating costs of $315,791.

For the nine months ended September 30, 2021, we had net loss of $2,687,038, which consists of the change in fair value of warrant liability of $3,149,166 and interest earned on marketable securities held in the Trust Account of $9,969, offset by transaction costs allocated to warrant liabilities of $472,097 and formation and operating costs of $1,989,533.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,580,039. Net income of $8,938,002 was affected by the change in fair value of the warrant liabilities of $8,885,041 and interest earned on marketable securities held in the Trust Account of $1,731,763. Changes in operating assets and liabilities used $98,763 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,313,050. Net income of $697,505 was affected by operating costs paid through promissory note of $450, transaction costs allocable to warrant liabilities of $472,097, interest earned on marketable securities held in Trust Account of $9,969 and change in fair value of warrant liabilities of $3,149,166. Changes in operating assets and liabilities provided $676,033 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $289,207,184 (including $1,707,184 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $40,000 from interest earned from the Trust Account to pay for taxes.

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

As of September 30, 2022, we had cash of $107,114. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 14, 2022, the Company issued the Note in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Note but no proceeds from the Trust Account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into Conversion Warrants. The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note. On July 25, 2022, August 9, 2022 and September 8, 2022, the Company further drew down on the Note for $325,000, $400,000 and $75,000, respectively, in accordance with the Working Capital Loans. As of September 30, 2022, the outstanding principal balance under the Note amounted to an aggregate of $1,450,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by the end of the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

On October 31, 2022, the Company filed a preliminary proxy statement to hold a special meeting of stockholders to seek approvals to (i) amend the Certificate of Incorporation and change the last day of the Combination Period from March 4, 2023 to such other date as shall be determined by the Company’s board of directors and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the Charter Amendment and no later than December 30, 2022 and (ii) adopt an amendment to the Trust Agreement to change the date on which Continental must commence liquidation of the Trust Account to the Amended Termination Date. If the Proposals are not approved at the special meeting, then the Combination Period shall remain as is.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022, (iii) Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 13, 2022 and August 9, 2022, respectively, and (iv) preliminary proxy statement on Schedule 14A, as filed with the SEC on October 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If a Redemption Event occurs after December 31, 2022, the redemptions could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements were issued.

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

DHB CAPITAL CORP.

Date: November 10, 2022	By:	/s/ Alex Binderow
	Name:	Alex Binderow
	Title:	Chief Executive Officer and President
(Principal Executive Officer)